Form 10-Q
period 2009-09-30
Arrin CORP
filed 2009-11-10
CIK 1427433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2009

                        Commission File Number: 000-53748


                                   ARRIN CORP.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                37-1558192
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          6986 La Jolla Blvd. Ste. 208
                           La Jolla, California 92037
          (Address of principal executive offices, including zip code)

                                 (858) 531-5723
              (Registrant's telephone number, including area code)

                                   Copies to:
                             Daniel C. Masters, Esq.
                        P. O. Box 66, La Jolla, CA 92038
                               Tel: (858) 459-1133
                               Fax: (858) 459-1103

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 5,567,324 shares of the Registrant's Common Stock outstanding as of September 30, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                                ARRIN CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                   As of               As of
                                               Sept 30, 2009       June 30, 2009
                                               -------------       -------------
ASSETS

Assets
  Cash-escrow account                             $ 62,105           $ 29,082
                                                  --------           --------
      TOTAL ASSETS                                $ 62,105           $ 29,082
                                                  ========           ========

LIABILITIES

Current Liabilities
  Payable per Bankruptcy Plan                     $ 62,105           $ 29,082
                                                  --------           --------
      TOTAL LIABILITIES                             62,105             29,082

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized,
   5,567,324 shares issued and out
   as of 6/30/ and 9/30 2009                         5,567              5,567
  Deficit accumulated during development stage      (5,567)            (5,567)
                                                  --------           --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               0                  0
                                                  --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 62,105           $ 29,082
                                                  ========           ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                    Cumulative from
                                                                                     Dec. 31, 2007
                                                    Three Months Ended             (inception) thru
                                             Sept 30, 2009       Sept 30, 2008       Sept 30, 2009
                                             -------------       -------------       -------------
REVENUE                                       $       --          $       --          $       --
                                              ----------          ----------          ----------
Total Revenue                                         --                  --                  --

EXPENSES
  Professional Expense                                --                  --               4,000
  Reorganization Expense                              --                  --               1,567
                                              ----------          ----------          ----------
Operating Expense                                     --                  --               5,567
                                              ----------          ----------          ----------

OPERATING INCOME (LOSS)                               --                  --              (5,567)

OTHER INCOME (EXPENSE)                                --                  --                  --

Current Income Tax                                    --                  --                  --
Income Tax Benefit                                    --                  --                  --
                                              ----------          ----------          ----------

NET INCOME (LOSS)                             $       --          $       --          $   (5,567)
                                              ==========          ==========          ==========

Basic & Diluted Income(Loss) per Share                 0                   0
                                              ----------          ----------
Weighted average number of common shares
 outstanding                                   5,567,324           5,567,324


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  Sept 30, 2009
                                   (unaudited)

                                                                            Accumulated
                                                              Additional     During the        Total
                                       Common Stock            Paid-in      Development    Stockholders
                                   Shares         Amount       Capital         Stage          Equity
                                   ------         ------       -------         -----          ------
Common Stock Issued
 Per Court Order
 Dec. 31, 2007                     567,324       $   567       $    0        $      0        $    567

Common Stock Issued
 Per Court Order
 Jan. 15, 2008                   1,000,000         1,000            0                           1,000

Common Stock Issued
 For Cash Feb. 4, 2008           4,000,000         4,000            0                           4,000

Net loss for year
Ended June 30, 2008                                                            (5,567)         (5,567)
                                ----------       -------       ------        --------        --------

Balance, June 30, 2008           5,567,324         5,567            0          (5,567)              0
                                ----------       -------       ------        --------        --------
Net loss for year
 Ended June 30, 2009                                                                0               0
                                ----------       -------       ------        --------        --------

Balance, June 30, 2009           5,567,324         5,567            0          (5,567)              0
                                ----------       -------       ------        --------        --------
Net loss for period
 Ended Sept 30, 2009                                                                0               0
                                ----------       -------       ------        --------        --------

Balance, Sept. 30, 2009          5,567,324       $ 5,567       $    0        $ (5,567)       $      0
                                ==========       =======       ======        ========        ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                               Cumulative from
                                                                                                Dec. 31, 2007
                                                               Three Months Ended             (inception) thru
                                                        Sept 30, 2009       Sept 30, 2008       Sept 30, 2009
                                                        -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                        $    --             $    --              $(5,567)
                                                           -------             -------              -------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations

  Changes in operating assets and liabilities                   --                  --                   --
                                                           -------             -------              -------
NET CASH PROVIDED BY (USED IN) OPERATIONS                       --                  --               (5,567)
                                                           -------             -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                       --                  --                   --
                                                           -------             -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                         --                  --                5,567
                                                           -------             -------              -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       --                  --                5,567
                                                           -------             -------              -------
NET INCREASE (DECREASE)                                         --                  --                   --
                                                           -------             -------              -------
CASH BEGINNING OF PERIOD                                        --                  --                   --
                                                           -------             -------              -------
CASH END OF PERIOD                                         $    --             $    --              $    --
                                                           =======             =======              =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                              $    --             $    --              $    --
                                                           -------             -------              -------
Income taxes paid                                          $    --             $    --              $    --
                                                           -------             -------              -------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Arrin Corporation ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on December 31, 2007. The Company was established as part of the Chapter 11 reorganization of Arrin Systems, Inc. ("Systems"). Under Systems' Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, Arrin was organized to collect monthly payments from the sale of Systems' assets for the benefit of Systems' creditors, and to make pro-rata distributions of the money received from that sale to Systems' creditors. Thus the Company acts essentially as an escrow agent, receiving funds for the benefit of others and then distributing those funds to their intended recipients.

The Bankruptcy Court also ordered that shares in Arrin Corporation be distributed to Systems' creditors in the expectation that the Company would develop or acquire additional business or assets, further benefiting Systems' creditors. The Company has been in the development stage since its formation and has not yet developed or acquired any additional business. Its only activity is the single, Court ordered, escrow operation described above.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year-end.

b. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the net loss by the weighted average number of common shares potentially outstanding, assuming that all outstanding warrants, options, etc. were exercised. The Company has warrants outstanding which are exercisable for a total of 5,000,000 common shares, however the exercise price on these is such that their exercise would be anti-dilutive.

c. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENT

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


e. GOODWILL and OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase or business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate, the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets". An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

f. REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

g. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

h. INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


i. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of its own (its cash is held in trust for others) or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the company.

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of September 30, 2009 and 2008, there were a total of 5,567,324 common shares issued and outstanding.

The Company's first and second stock issuances took place pursuant to the Plan of Reorganization of Arrin Systems, Inc. ("Systems") confirmed by the U.S. Bankruptcy Court. On December 12, 2007, the Court ordered the distribution of shares in Arrin Corp. ("Arrin" or the "Company") to all general unsecured creditors of Systems, with these creditors to receive one share in Arrin for each $2.94 of Systems' debt which they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2007.

The Court also ordered the distribution of shares and warrants in Arrin to all administrative creditors of Systems, with these creditors to receive one share and five warrants in Arrin for each $0.10 of Systems' administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $5.00.

On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company. The shares were issued at a price of $0.001 per share which is their par value.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at September 30, 2008 and also at September 30, 2009.

NOTE 5. INCOME TAXES

The Company had no income and made no U.S. federal income tax provision for the years ended June 30, 2009 and 2008 or for the quarters ended September 30, 2009 and 2008.

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at September 30, 2009 and 2008. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of the periods ended September 30, 2009 or 2008 other than the warrants described above and the commitment to pay funds held for the benefit of the creditors of Arrin Systems, Inc. to those creditors on a quarterly basis.

NOTE 9. CASH HELD FOR THE BENEFIT OF OTHERS

As discussed in Note 1 above, the Company's operates essentially as an escrow agent, receiving funds from the sale of the assets of its bankrupt former affiliate, Arrin Systems, Inc., and then distributing those funds to the creditors of Arrin Systems, Inc. Thus the cash shown on the Company's Balance Sheets is held for others, and the receipt of that cash is not considered revenue to the Company and thus is not shown in its Statement of Operations.

NOTE 10. SUBSEQUENT EVENTS

There are no subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or "anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

COMPANY HISTORY AND PLAN OF OPERATION.

     Arrin Corporation ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Systems"). Systems filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Systems' plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and for the Issuer to receive, on a monthly basis, the proceeds of the sale of Systems' business contracts from the buyer of those contracts, Acxiom Corporation. The plan of reorganization also required the Issuer to prepare and mail checks to Systems' unsecured creditors representing their PRO RATA share of the proceeds received from the sale of System's contracts to Acxiom Corporation. These receipts and disbursements are to continue for three years after which the payments from Acxiom and to the creditors will cease. Thus, in effect, the business of the Issuer is to act as an escrow agent for the benefit of Systems' creditors.

LIQUIDITY AND CAPITAL RESOURCES.

     Liquidity: The Company had cash of $62,105 and no other liquid instruments at September 30, 2009 and cash of $29,082 at June 30, 2009. These funds were being held in trust for distribution to the bankruptcy creditors of Arrin Systems, Inc. and thus were not assets owned by the Issuer. It is anticipated that we will incur only nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions.

     Capital Resources: As noted above, the Company has no significant capital resources of its own but will rely upon interest free loans or capital contributions from management to meet its needs.

RESULTS OF OPERATIONS.

     Results of Operations: As noted above, the Company's operations consist of `trust like' or "escrow like' activities in which funds are received, held briefly, and paid out, all for the benefit of the payees. The Company has no revenue over which it has discretion to do with as management might decide. We had a loss in our first fiscal year of $5,567. There was no net operating income and no net operating loss during the fiscal year ended June 30, 2009 nor during the three month period ended September 30, 2009.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets other than that held in trust for others and it is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 1A - RISK FACTORS

     There have been no material changes to the risks of our business from those stated in our Form 10-12G filed with the SEC on July 29, 2009.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     On October 6, 2009 our Secretary and Chief Financial Officer, William R. Willard, died suddenly and unexpectedly. Our President, Harold Hartley, has assumed the functions of Secretary and Chief Financial Officer, in addition to his position as Chief Executive Officer, until a suitable replacement for Mr. Willard can be named.

ITEM 6. - EXHIBITS

No.                                     Description
---                                     -----------

31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2009          ARRIN CORPORATION


                                By: /s/ Harold Hartley
                                    --------------------------------------------
                                    Harold Hartley
                                    President, Secretary, Treasurer and Director