Form 10-Q
period 2009-12-31
Arrin CORP
filed 2010-02-22
CIK 1427433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

                        Commission File Number 000-53748


                                ARRIN CORPORATION
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         3604 54th Drive West, Ste. K204
                               Bradenton, FL 34210
          (Address of principal executive offices, including zip code)

                Telephone (213) 381-7450 Facsimile (213) 384-1035
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,567,324 shares of Common Stock outstanding as of February 16, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2009, prepared by the company, immediately follow.

                                ARRIN CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (unaudited)

                                                      As of            As of
                                                  Dec 31, 2009     Sept 30, 2009
                                                  ------------     -------------
ASSETS

Assets
  Cash-escrow account                               $      0         $ 62,105
                                                    --------         --------

      TOTAL ASSETS                                  $      0         $ 62,105
                                                    ========         ========

LIABILITIES

Current Liabilities
  Payable per Bankruptcy Plan                       $      0         $ 62,105
                                                    --------         --------
      TOTAL LIABILITIES                                    0           62,105

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized,
   5,567,324 shares issued and out
   as of 9/30/ and 12/31 2009                          5,567            5,567
  Deficit accumulated during development stage        (5,567)          (5,567)
                                                    --------         --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                 0                0
                                                    --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $      0         $ 62,105
                                                    ========         ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                       Cumulative from
                                                                                         Dec. 31, 2007
                                                        Three Months Ended             (inception) thru
                                                 Dec 31, 2009        Dec 31, 2008        Dec 31, 2009
                                                 ------------        ------------        ------------
REVENUE                                           $       --          $       --          $       --
                                                  ----------          ----------          ----------
Total Revenue                                             --                  --                  --

EXPENSES
  Professional Expense                                    --                  --               4,000
  Reorganization Expense                                  --                  --               1,567
                                                  ----------          ----------          ----------
Operating Expense                                         --                  --               5,567
                                                  ----------          ----------          ----------

OPERATING INCOME (LOSS)                                   --                  --              (5,567)

OTHER INCOME (EXPENSE)                                    --                  --                  --

Current Income Tax                                        --                  --                  --
Income Tax Benefit                                        --                  --                  --
                                                  ----------          ----------          ----------

NET INCOME (LOSS)                                 $       --          $       --          $   (5,567)
                                                  ==========          ==========          ==========

Basic & Diluted Income(Loss) per Share                     0                   0
                                                  ----------          ----------
Weighted average number of common shares
 outstanding                                       5,567,324           5,567,324


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                Cumulative from
                                                                                                 Dec. 31, 2007
                                                                Three Months Ended             (inception) thru
                                                          Dec 31, 2009        Dec 31, 2008        Dec 31, 2009
                                                          ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                          $    --             $    --            $(5,567)
                                                             -------             -------            -------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations

  Changes in operating assets and liabilities                     --                  --                 --
                                                             -------             -------            -------
NET CASH PROVIDED BY (USED IN) OPERATIONS                         --                  --             (5,567)
                                                             -------             -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                         --                  --                 --
                                                             -------             -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                           --                  --              5,567
                                                             -------             -------            -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                  --              5,567
                                                             -------             -------            -------
NET INCREASE (DECREASE)                                           --                  --                 --
                                                             -------             -------            -------
CASH BEGINNING OF PERIOD                                          --                  --                 --
                                                             -------             -------            -------
CASH END OF PERIOD                                           $    --             $    --            $    --
                                                             =======             =======            =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                                $    --             $    --            $    --
                                                             -------             -------            -------
Income taxes paid                                            $    --             $    --            $    --
                                                             -------             -------            -------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2009


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

The Bankruptcy Court also ordered that shares in Arrin Corporation be distributed to Systems' creditors in the expectation that the Company would develop or acquire additional business or assets, further benefiting Systems' creditors. The Company has been in the development stage since its formation and has not yet developed or acquired any additional business. Its only activity is the single, Court ordered, escrow operation described above. The Company ceased its escrow operation on or about December 1, 2009.

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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2009


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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2009


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of December 31, 2009 and 2008, there were a total of 5,567,324 common shares issued and outstanding.

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

On December 3, 2009. The Company lowered the exercise price of each of the above warrants to $0.001 per share.

On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company. The shares were issued at a price of $0.001 per share which is their par value.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at September 30, 2008 and also at December 31, 2009.

NOTE 5. INCOME TAXES

The Company had no income and made no U.S. federal income tax provision for the years ended June 30, 2009 and 2008 or for the quarters ended December 31, 2009 and 2008.

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2009


NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. On December10, 2009, Stephen H. Liu acquired 4,000,000 common shares from an officer and director of the Company, and an additional 1,000,000 common shares and 5,000,000 warrants from other shareholders that pursuant to the closing of a share purchase agreement.

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at December 31, 2009 and 2008. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of the periods ended December 31, 2009 or 2008 other than the warrants described above and the commitment to pay funds held for the benefit of the creditors of Arrin Systems, Inc. to those creditors on a quarterly basis.

NOTE 9. CASH HELD FOR THE BENEFIT OF OTHERS

As discussed in Note 1 above, the Company's has operated essentially as an escrow agent, receiving funds from the sale of the assets of its bankrupt former affiliate, Arrin Systems, Inc., and then distributing those funds to the creditors of Arrin Systems, Inc. Thus the cash shown on the Company's Balance Sheets is held for others, and the receipt of that cash is not considered revenue to the Company and thus is not shown in its Statement of Operations.

NOTE 10. SUBSEQUENT EVENTS

On February 8, 2010, Stephen H. Liu ("Liu") loaned the Company $250,000 pursuant to a Convertible Note ("Note") of the same date. The Note requires the Company to repay Liu $250,000 with simple interest (payable semi-annually) accruing at the annual rate of 5% on February 8, 2012.

The terms of the Note allow Liu to convert at any time (upon written notice of conversion) any portion of the principal of the Note or interest therupon into Company common stock as follows: the number of shares of common stock to be issued upon each conversion of the Note shall be determined by dividing that portion of the principal of the Note to be converted and interest, if any, by the Conversion Price, and then multiplied by One Hundred Twenty Percent (120%). The Conversion Price per share shall be the average of the three lowest closing bid prices for the common stock on the OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date.

Liu is the Company's Chief Executive Officer, Chairman of its Board of Directors and its largest and controlling shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

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

BUSINESS

COMPANY HISTORY AND PLAN OF OPERATION.

Arrin Corporation ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on December 31, 2007 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Systems"). Systems filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Systems' plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and for the Issuer to receive, on a monthly basis, the proceeds of the sale of Systems' business contracts from the buyer of those contracts, Acxiom Corporation. The plan of reorganization also required the Issuer to prepare and mail checks to Systems' unsecured creditors representing their pro rata share of the proceeds received from the sale of System's contracts to Acxiom Corporation. These receipts and disbursements were to continue for three years after which the payments from Acxiom and to the creditors will cease. Thus, in effect, the business of the Issuer has been to act as an escrow agent for the benefit of Systems' creditors. The Company ceased its escrow operation on or about December 1, 2009. The Company is seeking to acquire or acquire a new business.

RESULTS OF OPERATIONS

Results of Operations: As noted above, the Company's operations consist of `trust like' or "escrow like' activities in which funds are received, held briefly, and paid out, all for the benefit of the payees. The Company has no revenue over which it has discretion to do with as management might decide. We had a loss in our first fiscal year of $5,567. There was no net operating income and no net operating loss during the fiscal year ended June 30, 2009 nor during the six month period ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: The Company had no cash or other liquid instruments at December 31, 2009 and cash of $29,082 at June 30, 2009. These funds were being held in trust for distribution to the bankruptcy creditors of Arrin Systems, Inc. and thus were not assets owned by the Issuer. It is anticipated that we will incur only nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as loans to the Company or as capital contributions.

Capital Resources: As noted above, the Company has no significant capital resources of its own but will rely upon loans or capital contributions from management to meet its needs.

GOING CONCERN

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risks of our business from those stated in our Form 10-12G filed with the SEC on July 29, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

Date: February 16, 2010             ARRIN CORPORATION


                                    By: /s/ Stephen H. Liu
                                       -----------------------------------
                                       Stephen H. Liu
                                       Chairman/CEO