Form 10-Q
period 2010-03-31
Arrin CORP
filed 2010-06-21
CIK 1427433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

                        Commission File Number 000-53748


                                ARRIN CORPORATION
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         3604 54th Drive West, Ste. K204
                               Bradenton, FL 34210
          (Address of principal executive offices, including zip code.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,567,324 shares of Common Stock outstanding as of June 12, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2010, prepared by the company, immediately follow.

                                ARRIN CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (unaudited)

                                                          As of               As of
                                                        March 31,          December 31,
                                                          2010                2009
                                                        ---------           ---------
ASSETS

Assets
  Cash                                                  $ 250,332           $      --
  Federal Income Tax Receivable                                51                  --
                                                        ---------           ---------

     TOTAL ASSETS                                       $ 250,383           $      --
                                                        =========           =========
LIABILITIES

Current Liabilities
  Payable per Bankruptcy Plan                           $       --          $      --
  Officer Loans Payable                                   250,200                  --
                                                        ---------           ---------
     TOTAL LIABILITIES                                    250,200                  --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized,
   5,567,324 shares issued and out
   as of 9/30/ and 12/31 2009                               5,567               5,567
  Deficit accumulated during development stage             (5,567)             (5,567)

Current Year Net Income/(Loss)                                183                  --
                                                        ---------           ---------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                          183                  --
                                                        ---------           ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 250,383           $      --
                                                        =========           =========

                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                       Cumulative from
                                                                                        Dec. 31, 2007
                                                                                          (inception)
                                                        Three Months Ended                   thru
                                                   March 31,           March 31,           March 31,
                                                     2010                2009                2010
                                                  ----------          ----------          ----------
REVENUE                                           $       --          $       --          $       --
                                                  ----------          ----------          ----------
      Total Revenue                                       --                  --                  --

EXPENSES
  Professional Expense                                    --                  --               4,000
  Reorganization Expense                                  --                  --               1,567
                                                  ----------          ----------          ----------
Operating Expense                                         --                  --               5,567
                                                  ----------          ----------          ----------
OPERATING INCOME (LOSS)                                   --                  --              (5,567)

OTHER INCOME (EXPENSE)                                   183                  --                 183
  Current Income Tax                                      --                  --                  --
  Income Tax Benefit                                      --                  --                  --
                                                  ----------          ----------          ----------

      NET INCOME (LOSS)                           $      183          $       --          $   (5,384)
                                                  ==========          ==========          ==========

Basic & Diluted Income (Loss) per Share                    0                   0
                                                  ----------          ----------
Weighted average number of common shares
 outstanding                                       5,567,324           5,567,324

                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2010
                                   (unaudited)

                                                                         Accumulated
                                                             Additional  During the        Total
                                       Common Stock           Paid-in    Development    Stockholders
                                   Shares        Amount       Capital       Stage          Equity
                                  ---------     ---------     -------     ---------      ---------
Common Stock Issued
 Per Court Order Dec. 31, 2007      567,324     $     567     $    --     $      --      $     567

Common Stock Issued
 Per Court Order Jan. 15, 2008    1,000,000         1,000          --            --          1,000

Common Stock Issued
 For Cash Feb. 4, 2008            4,000,000         4,000          --            --          4,000

Net loss for year
 Ended June 30, 2008                     --            --          --        (5,567)        (5,567)
                                  ---------     ---------     -------     ---------      ---------

Balance, June 30, 2008            5,567,324         5,567          --        (5,567)            --
                                  ---------     ---------     -------     ---------      ---------
Net loss for year
 Ended June 30, 2009                     --            --          --            --             --
                                  ---------     ---------     -------     ---------      ---------

Balance, June 30, 2009            5,567,324         5,567          --        (5,567)            --
                                  ---------     ---------     -------     ---------      ---------
Net income for period
 Ended March 31, 2010                    --            --          --            --            183
                                  ---------     ---------     -------     ---------      ---------

Balance, March 31, 2010           5,567,324     $   5,567     $    --     $  (5,567)     $     183
                                  =========     =========     =======     =========      =========

                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                  Three Months Ended
                                                              March 31,          March 31,
                                                                2010               2009
                                                              ---------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                           $     183           $    --
                                                              ---------           -------
Adjustments to reconcile net income (loss) to
 net cash (used in) operations:
   Federal Income Tax Withheld                                      (51)               --
   Shareholder Loan                                             250,200                --
   Changes in operating assets and liabilities                  250,149                --
                                                              ---------           -------
           NET CASH PROVIDED BY (USED IN) OPERATIONS            250,332                --
                                                              ---------           -------
CASH FLOWS FROM INVESTING ACTIVITIES

           NET CASH PROVIDED BY INVESTING ACTIVITIES                 --                --
                                                              ---------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                              --                --
                                                              ---------           -------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                 --                --
                                                              ---------           -------
NET INCREASE (DECREASE)                                              --                --
                                                              ---------           -------
CASH BEGINNING OF PERIOD                                             --                --
                                                              ---------           -------

CASH END OF PERIOD                                            $ 250,332           $    --
                                                              =========           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                               $      --           $    --
                                                              ---------           -------
Income taxes paid                                             $      --           $    --
                                                              ---------           -------

                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


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

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the net loss by the weighted average number of common shares potentially outstanding, assuming that all outstanding warrants, options, etc. were exercised. The Company has warrants outstanding which are exercisable for a total of 5,000,000 common shares.

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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


i.   IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of its own or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the company.

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of March 31, 2010 and 2009, there were a total of 5,567,324 common shares issued and outstanding.

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

On December 3, 2009, the Company lowered the exercise price of each of the above warrants to $0.001 per share.

On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company. The shares were issued at a price of $0.001 per share, which is their par value.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding at December 31, 2009 and also at March 31, 2010

NOTE 5. INCOME TAXES

The Company had no income and made no U.S. federal income tax provision for the years ended June 30, 2009 and 2008 or for the quarters ended March 31, 2010 and 2009.

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2010


NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. On December 10, 2009, Stephen H. Liu acquired 4,000,000 common shares from an officer and director of the Company, and an additional 1,000,000 common shares and 5,000,000 warrants from other shareholders pursuant to the closing of a share purchase agreement.

On February 8, 2010, Stephen H. Liu ("Liu") loaned the Company $250,000 pursuant to a Convertible Note ("Note") of the same date. The Note requires the Company to repay Liu $250,000 with simple interest (payable semi-annually) accruing at the annual rate of 5% on February 8, 2012.

The terms of the Note allow Liu to convert at any time (upon written notice of conversion) any portion of the principal of the Note or interest thereupon into Company common stock as follows: the number of shares of common stock to be issued upon each conversion of the Note shall be determined by dividing that portion of the principal of the Note to be converted and interest, if any, by the Conversion Price, and then multiplied by One Hundred Twenty Percent (120%). The Conversion Price per share shall be the average of the three lowest closing bid prices for the common stock on the OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date.

Liu is the Company's Chief Executive Officer, Chairman of its Board of Directors and its largest and controlling shareholder.

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at March 31, 2010 and 2009. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of the periods ended March 31, 2010 or 2009 other than the warrants described above and the commitment to pay funds held for the benefit of the creditors of Arrin Systems, Inc. to those creditors on a quarterly basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

COMPANY HISTORY AND PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Results of Operations: As noted above, the Company's operations consist of `trust like' or "escrow like' activities in which funds are received, held briefly, and paid out, all for the benefit of the payees. The Company has no revenue over which it has discretion to do with as management might decide. We had a loss in our first fiscal year of $5,567. There was no net operating income and no net operating loss during the fiscal year ended June 30, 2009. The company had net income of $183 during the nine month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Liquidity: The Company had $250,332 at March 31, 2010 and cash of $29,082 at June 30, 2009. Those funds at June 30, 2009 were being held in trust for distribution to the bankruptcy creditors of Arrin Systems, Inc. and thus were not assets owned by the Issuer. It is anticipated that we will incur only nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as loans to the Company or as capital contributions.

Capital Resources: As noted above, the Company has no significant capital resources of its own but will rely upon loans or capital contributions from management to meet its needs.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets and it is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

There have been no material changes to the risks of our business from those stated in our Form 10-12G filed with the SEC on July 29, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

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

Date: June 18, 2010                     ARRIN CORPORATION


                                        By: /s/ Stephen H. Liu
                                            ------------------------------------
                                            Stephen H. Liu
                                            Chairman/CEO