Form 10-K
period 2010-06-30
Arrin CORP
filed 2010-09-24
CIK 1427433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 000-53748


                                Arrin Corporation
             (Exact name of registrant as specified in its charter)

       NEVADA                                                 37-1558192
(State of Incorporation)                               (I.R.S. Employer Id. No.)

3604 54th Drive West, Ste. K204, Bradenton FL 34210         (213) 381-7450
  (Address of principal executive offices)       (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

Indicate by check mark if the registrant) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Three Shades was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of regisrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed fiscal quarter (June 30, 2010) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to June 30, 2010). For this purpose, all of the registrant's officers and directors and their affiliates were assumed to be affiliates of the registrant.

There were 5,567,324 shares of the registrant's common stock outstanding as of September 20, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                ARRIN CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 2010
                                      INDEX

PART I
Item 1   Business                                                              1

Item 1A  Risk Factors                                                          4

Item 2   Properties                                                           10

Item 3   Legal Proceedings                                                    10

Item 4   (REMOVED AND RESERVED)                                               10

PART II
Item 5   Market for Common Equity, Related Stockholder Matters, and Issuer
         Purchases of Equity Securities                                       10

Item 6   Selected Financial Data                                              11

Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 11

Item 7A  Quantitative and Qualitative Disclosure About Market Risk            13

Item 8   Financial Statements and Supplementary Data                          13

Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             23

Item 9A  Controls and Procedures                                              23

Item 9B  Other Information                                                    23

PART III

Item 10  Directors, Executive Officers, and Corporate Governance              23

Item 11  Executive Compensation                                               25

Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      25

Item 13  Certain Relationships and Related Transactions and Director
         Independence                                                         26

Item 14  Principal Accounting Fees and Services                               27

PART IV
Item 15  Exhibits and Financial Statement Schedules                           28

SIGNATURES                                                                    29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     OUR DISCLOSURE AND ANALYSIS IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS SINCE THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. SUCH STATEMENTS MAY INCLUDE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," "HOPE" AND OTHER WORDS AND TERMS OF SIMILAR MEANING. IN PARTICULAR, THESE INCLUDE, AMONG OTHERS, STATEMENTS RELATING TO OUR BUSINESS PLAN AND OUR INTENTION TO SEEK A BUSINESS COMBINATION WITH AN OPERATING ENTITY, THE IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS OR STATEMENTS OF CURRENT CONDITION.

     THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

     WE UNDERTAKE NO OBLIGATION (AND EXPRESSLY DISCLAIM ANY SUCH OBLIGATION) TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. YOU ARE ADVISED, HOWEVER, TO REVIEW ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR FILINGS WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), ALL OF WHICH ARE AVAILABLE IN THE SEC EDGAR DATABASE AT WWW.SEC.GOV AND FROM US.

BACKGROUND

     Arrin Corporation ("the Company") was organized under the laws of the State of Nevada on December 31, 2007. The Company was established as part of the Chapter 11 reorganization of Arrin Systems, Inc. ("Systems"). Under Systems' Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, Arrin Corporation was organized to collect monthly payments from the sale of Systems' assets for the benefit of Systems' creditors, and to make pro-rata distributions of the money received from that sale to Systems' creditors. Thus, the Company acted essentially as an escrow agent, receiving funds for the benefit of others and then distributing those funds to their intended recipients.

     The Bankruptcy Court also ordered that shares in Arrin Corporation be distributed to Systems' creditors in the expectation that the Company would develop or acquire additional business(es) or assets, further benefiting Systems' creditors. The Company has been in the development stage since its formation and has not yet developed or acquired any business or realized any revenues. Its only activity has been the single, Court ordered, escrow operation described above. The Company ceased its escrow operations on or about December 1, 2009.

DESCRIPTION OF CURRENT BUSINESS

     Thus from December 2009 until the present, the Company has had no active business and could be deemed to be a so-called "shell" company, whose only purpose at this time is to determine and implement a new business purpose. A "shell" company can be defined as an entity having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     We will not restrict our search to any specific industry or geographical location. Potential business partners might be found within any industry and in any state or even outside the United States. Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to expand into new products or markets, to develop a new product, or to utilize the public marketplace in order to raise additional capital.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid changes in the business environment, and shortages of available capital, management believes that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act.

     It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The officers and directors of the Company have agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers and directors of the Company when the obligation is incurred.

     It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business venture, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of an agreement, it is possible that the present management and shareholders of the Company will no longer be in control of the Company. In addition, and especially if there is a business combination, our directors may, as part of the terms of the acquisition or merger, resign and be replaced by new directors without a vote of our shareholders or may sell their stock, if any, in the Company.

     It is anticipated that any securities issued by our Company in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a "back door" 1934 Act registration procedure.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of verifying revenue and bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     Our present intent is that we will not enter into an agreement to acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

ACCOUNTING IN THE EVENT OF A BUSINESS COMBINATION

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

REPORTING ISSUER STATUS

     The Company chose to become a reporting company on a voluntary basis because one attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

     Based upon our proposed future business activities, it is possible that we may be deemed a "blank check" company (see "Risk Factors"). The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and is issuing "penny stock."

     A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the NASDAQ Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

ITEM 1A. RISK FACTORS

     Our business is subject to numerous risk factors, including the following:

1. We have had no operating history or earnings and negligible revenues from operations and we are insolvent.

     We have no assets or financial resources except cash from an officer loan. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.   Our proposed plan of operation is speculative.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.   We face intense competition for business opportunities and combinations.

     We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of, small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

     We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. Our success is dependent upon management that has other full time employment, has limited experience and will only devote limited part time working for the Company, and this makes our future even more uncertain.

     None of our officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and its likelihood of continuing operations.

6. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

7. The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

     Although we are subject to regulation under the 1934 Act, management believes the Company is not subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8. Our present management most likely will not remain after we complete a business combination.

     A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

9. At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

10. As a shell company, we face substantial additional adverse business and legal consequences.

     We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity's inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

11. Our Common Stock may never be publicly traded and you may have no ability to sell the shares.

     There is no established public trading market for our shares of Common Stock. And there can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

     Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority, Inc. ("FINRA") Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. FINRA will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by FINRA. Furthermore, the clearance should not be construed by any investor as indicating that FINRA, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

     We are currently in the process of engaging a market maker to complete an application (Form 211) (unless an exemption is applicable) to initiate quotations for our common stock in the OTC Bulletin Board system , and there is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or on any other trading system.

12. If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

     The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

13. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

     There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. But we are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

     Current shareholders, and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

     (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

     (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

     Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

             Alaska            Nevada               Tennessee
             Arkansas          New Mexico           Texas
             California        Ohio                 Utah
             Delaware          Oklahoma             Vermont
             Florida           Oregon               Washington
             Georgia           Pennsylvania
             Idaho             Rhode Island
             Indiana           South Carolina
             Nebraska          South Dakota

     Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

     We do not have any legal opinion as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the application of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company.

     If we are later determined to be a so-called "blank check" company, our shareholders will be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended. Current shareholders and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

     The Company's officers, directors and majority shareholders have expressed their intentions not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholders will require compliance with the registration requirements under the Securities Act of 1933, as amended.

14. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00

(other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult or impossible to sell their securities.

ITEM 2. PROPERTIES

        We presently utilize office space at 3604 54th Drive West, Suite K204, Bradenton, Florida 34210. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a joint venture or merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        There is no litigation, pending or threatened, by or against the Company.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol, ARRI. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company intends to request a broker-dealer to make application to FINRA to have the Company's securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets, LLC ("Pink Sheets"), however there is no assurance that a broker-dealer will agree to make such application.

HOLDERS

     As of June 30, 2010, there were approximately 78 stockholders of record holding our common stock.

DIVIDENDS

     We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings to date and do not anticipate any earnings until such time as a merger or acquisition is consummated with another entity.

RECENT SALES OF UNREGISTERED SECURITIES

     There were no sales of unregistered securities during the fiscal year ended June 30, 2010.

REPURCHASES

     We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA

     The following balance sheet data and statement of operations data for the year ended June 30, 2010 and 2009 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

                                         June 30, 2010           June 30, 2009
                                         -------------           -------------
Statement of Operations Data

Revenues                                   $     553               $       0
Expenses                                      (4,863)                      0
                                           ---------               ---------
(Net Loss)                                 $  (4,310)              $       0
                                           =========               =========
Loss per share
  Basic                                           (0)                     (0)
  Diluted                                         (0)                     (0)

Balance Sheet Data

Cash                                       $ 250,598               $       0
Other Current Assets                             155                       0
                                           ---------               ---------
Total Assets                               $ 250,753               $       0
                                           =========               =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to help you understand our financial condition and results of operations for the fiscal years ended

June 30, 2010 and 2009. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

     1) Liquidity: The Company had cash of $250,598 from a convertible loan from management and no liquid instruments at June 30,2010. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as 5% interest loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective licensee or merger or acquisition candidate.

     2) Capital Resources: As noted above, the Company has no significant capital resources but will rely upon loans or capital contributions from management to meet its needs.

     3) Results of Operations: As noted above, the Company has conducted no operations other than minimal escrow operations and the search for a merger or acquisition candidate and the preparation of its filings with the SEC since 2009.

     4) Off-Balance Sheet Arrangements: The Company has no off balance sheet arrangements.

     5) Disclosure of Contractual Obligations: The Company has no contractual obligations except repayment of a Convertible Note ("Note") dated February 8, 2010, by which Stephen H. Liu ("Liu") loaned the Company $250,000. The Note requires the Company to repay Liu $250,000 with simple interest (payable semi-annually) accruing at the annual rate of 5% on February 8, 2012. The terms of the Note allow Liu to convert at any time (upon written notice of conversion) any portion of the principal of the Note or interest thereupon into Company common stock as follows: the number of shares of common stock to be issued upon each conversion of the Note shall be determined by dividing that portion of the principal of the Note to be converted and interest, if any, by the Conversion Price, and then multiplied by One Hundred Twenty Percent (120%). The Conversion Price per share shall be the average of the three lowest closing bid prices for the common stock on the OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date. Liu is the Company's Chief Executive Officer, Chairman of its Board of Directors and its largest and controlling shareholder.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. Management of the Company has agreed to extend loans to the Company as needed to meet obligations. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              FINANCIAL STATEMENTS
                         INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS" REPORT................................................ 14

BALANCE SHEET............................................................... 15

STATEMENT OF OPERATIONS..................................................... 16

STATEMENT OF STOCKHOLDER EQUITY (DEFICIT)................................... 17

STATEMENT OF CASH FLOWS..................................................... 18

NOTES TO FINANCIAL STATEMENTS............................................... 19

                               Stan J.H. Lee, CPA
             2160 North Central Rd. Suite 203 * Fort Lee * NJ 07024
                  P.O. Box 436402 & San Ysidro * CA 92143-9402
           619-623-7799 * Fax 619-564-3408 * E-mail) stan2u@gmail.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
 Arrin Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Arrin Corporation as at June 30, 2010 and 2009, and the related statements of operation, shareholders' equity (deficit) and cash flows for the period from December 31, 2007 ( inception) to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of as of June 30, 2010 and 2009, and the results of its operation and its cash flows for the period aforementioned in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J.H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA
September 17, 2010
Fort Lee, NJ

                                ARRIN CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                           As of               As of
                                                                       June 30, 2010       June 30, 2009
                                                                       -------------       -------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                   $ 250,598           $  29,082
  Other Current Assets                                                         155                  --
                                                                         ---------           ---------

      TOTAL ASSETS                                                       $ 250,753           $  29,082
                                                                         =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Payable per Bankruptcy Plan                                            $      --           $  29,082
  Interest payable                                                           4,863                  --
  Convertible note                                                         250,000                  --
  Payable to a related party                                                   200                  --
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                            255,063              29,082
                                                                         ---------           ---------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 75,000,000 shares authorized,
   5,567,324 shares issued and outstanding as of June 30,2010
   and 2009, respectively                                                    5,567               5,567
  Paid-in capital
  Deficit accumulated during development stage                              (9,877)             (5,567)
                                                                         ---------           ---------
                                                                            (4,310)                 --
                                                                         ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $ 250,753           $  29,082
                                                                         =========           =========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                           Cumulative from
                                                                                          December 31, 2007
                                                       Fiscal Years ended                  (inception) to
                                               June 30, 2010          June 30, 2009         June 30, 2010
                                               -------------          -------------         -------------
REVENUE
  Interest Income                              $        553           $         --          $        553
                                               ------------           ------------          ------------
      Total Revenue                                     553                     --                   553
                                               ------------           ------------          ------------
OPERATING EXPENSES
  General and administrative expenses                    --                     --                 5,567
                                               ------------           ------------          ------------
      Total Expenses                                     --                     --                 5,567
                                               ------------           ------------          ------------

INCOME (LOSS) BEFORE INCOME TAXES                        --                     --                (5,014)
                                               ------------           ------------          ------------

OTHER INCOME (EXPENSE)
  Interest expense                                   (4,863)                    --                (4,863)
                                               ------------           ------------          ------------

      Total other income (expense)                   (4,863)                    --                (4,863)

Provision for income taxes                               --                     --                    --
                                               ------------           ------------          ------------
NET INCOME (LOSS)                              $     (4,310)          $         --          $     (9,877)
                                               ============           ============          ============

Basic Income (Loss) per share                            --                     --                    --
                                               ------------           ------------          ------------
Weighted average common shares
 outstanding (Basic)                              5,567,324              5,567,324             5,567,324
                                               ------------           ------------          ------------

Diluted income (Loss) per share                          --                     --                    --
                                               ------------           ------------          ------------
Weighted average common shares
 outstanding (Diluted)                           10,567,324             10,567,324            10,567,324
                                               ------------           ------------          ------------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                   Deficit
                                                                                 Accumulated
                                                                  Additional     During the
                                              Common Stock         Paid-in       Development
                                           Shares       Amount     Capital          Stage         Total
                                           ------       ------     -------          -----         -----
Balance, July 1, 2008                    5,567,324     $ 5,567     $    --        $ (5,567)     $     --

Net loss for year ended June 30,2009            --          --          --              --            --
                                         ---------     -------     -------        --------      --------

Balance as of June 30, 2009              5,567,324       5,567          --          (5,567)           --
                                         =========     =======     =======        ========      ========

Net loss for year ended June 30,2010            --          --          --          (4,310)       (4,310)
                                         ---------     -------     -------        --------      --------

Balance as of June 30, 2010              5,567,324     $ 5,567     $    --        $ (9,877)     $ (4,310)
                                         =========     =======     =======        ========      ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                             Cumulative from
                                                                                            December 31, 2007
                                                              Fiscal Years ended             (inception) to
                                                       June 30, 2010       June 30, 2009      June 30, 2010
                                                       -------------       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $  (4,310)          $      --          $  (9,877)
                                                         ---------           ---------          ---------
  Adjustments to reconcile net income (loss) to
   net cash (used in) operations
     Increase in interest payable                            4,863                  --              4,863
     Increase in other assets                                 (155)                 --               (155)
                                                         ---------           ---------          ---------
NET CASH PROVIDED BY (USED IN) OPERATIONS                    4,708                  --              4,708
                                                         ---------           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                       --                  --                 --
                                                         ---------           ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of payable per Bankruptcy Plan                (29,082)                 --            (29,082)
  Increase of payable per Bankruptcy Plan                       --                  --             29,082
  Common stock issuance                                         --                  --              5,567
  Increase in payable to a related party                       200                  --                 --
  Borrowing from a related party on convertible bond       250,000                  --            250,200
                                                         ---------           ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  221,118                  --            255,767
                                                         ---------           ---------          ---------

NET INCREASE (DECREASE)                                    221,516                  --            250,598
                                                         ---------           ---------          ---------

CASH AT THE BEGINNING OF THE PERIOD                         29,082                  --                 --
                                                         ---------           ---------          ---------

CASH AT THE END OF THE PERIOD                            $ 250,598           $      --          $ 250,598
                                                         =========           =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                          $   4,863           $      --          $   4,863
                                                         ---------           ---------          ---------

  Income taxes paid                                      $      --           $      --          $      --
                                                         ---------           ---------          ---------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2010


NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Arrin Corporation ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on December 31, 2007. The Company was established as part of the Chapter 11 reorganization of Arrin Systems, Inc. ("Systems"). Under Systems' Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, Arrin Corporation was organized to collect monthly payments from the sale of Systems' assets for the benefit of Systems' creditors, and to make pro-rata distributions of the money received from that sale to Systems' creditors. Thus, the Company acts essentially as an escrow agent, receiving funds for the benefit of others and then distributing those funds to their intended recipients.

The Bankruptcy Court also ordered that shares in Arrin Corporation be distributed to Systems' creditors in the expectation that the Company would develop or acquire additional business(es) or assets, further benefiting Systems' creditors. The Company has been in the development stage since its formation and has not yet developed or acquired any business or realized any revenues. Its only activity has been the single, Court ordered, escrow operation described above. The Company ceased its escrow operations on or about December 1, 2009.

The Company has not earned any revenue from operations since inception. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company". The Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. The Company has elected a fiscal year ending on June 30.

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

Management plans to seek a merger or acquisition target with adequate funds to support operations. Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of June 30, 2010 and 2009, there were a total of 5,567,324 common shares issued and outstanding.

The Company's first and second stock issuances took place pursuant to the Plan of Reorganization of Arrin Systems, Inc. ("Systems") confirmed by the U.S. Bankruptcy Court. On December 12, 2007, the Court ordered the distribution of shares in Arrin Corporation ("Arrin" or the "Company") to all general unsecured creditors of Systems, with these creditors to receive one share in Arrin for each $2.94 of Systems' debt which they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2007.

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

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at June 30, 2008 and also at June 30, 2009.

NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the year ended June 30, 2010 or the year ended June 30, 2009.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at June 30, 2010 and 2009. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of the year ended June 30, 2010 or 2009 other than the warrants described above in Note 7: Warrants and Options and the $250,000 loan to the Company from Stephen H. Liu, the Company's Chairman, Chief Executive Officer and largest and controlling shareholder.

NOTE 9. CASH HELD FOR THE BENEFIT OF OTHERS

As discussed in Note 1 above, the Company's operated essentially as an escrow agent, receiving funds from the sale of the assets of its bankrupt former affiliate, Arrin Systems, Inc., and then distributing those assets to the creditors of Arrin Systems, Inc. The Company ceased its escrow operations on or about December 1, 2009. On February 8, 2010, Stephen H. Liu ("Liu") loaned the Company $250,000 pursuant to a Convertible Note ("Note") of the same date. Thus the cash shown on the Company's Balance Sheets is a loan to the Company, and the receipt of that cash is not considered revenue to the Company and thus is not shown in its Statement of Operations.

NOTE 10. SUBSEQUENT EVENTS

On September 12, 2010, Stephen H. Liu ("Liu") loaned the Company $200,000 pursuant to a Convertible Note ("Note") of the same date. The Note requires the Company to repay Liu $200,000 with simple interest (payable semi-annually) accruing at the annual rate of 5% on September 12, 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes or disagreements with the findings of our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

     We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 and concluded that as of that date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

     This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

     Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act), or any other factors during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The current members of our board of directors are as follows:

       Name of Director        Age      Year First Became a Director
       ----------------        ---      ----------------------------

       Stephen H. Liu          50         Director since 2009

       George Lin              49         Director since 1-22-10

       Gary L. Blum            69         Director since 2009

PRINCIPAL OCCUPATIONS DURING AT LEAST THE PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS

     Dr. Stephen Liu currently serves as Chairman and Chief Executive Officer of ChiMed, Inc., a visual health content provider for consumers in Asia. From

September 2000 through September 2008, Dr. Liu served as Chairman of InterBusiness Bank and from 1992 until 2006, Dr. Liu served on the faculty of the UCLA School of Medicine and was a team physician staff member for UCLA athletics for 8 years. Dr. Liu graduated from the University of Southern California School of Medicine, and trained as an orthopedic surgeon specializing in Sports Medicine.

     The Board of Directors of Cardo Medical, Inc. (CDOM:OTCBB) appointed Stephen Liu, M.D., as a director effective as of April 8, 2010.

     Mr. George Lin is a California Certified Public Accountant. In 1985 he established The George Lin Organization (www.georgelinorganization.com) f/k/a The George Lin Management Co. to be business and tax advisors to business entities and individuals. Aside from tax and accounting consultation and audit representation, the company acts as a business management firm. Mr. Lin has experience and an understanding of business management operations/controls and various fields of taxation. Mr. Lin received his B.S. in Accounting from Cleveland State University in 1983; M.B.A. in Business Management from Youngstown State University in 1985; and a Master in Science Taxation degree from Golden Gate University in 1999. Additionally, since late 2009, he teaches business development and comprehensive taxation for TaxSmart America Business Centers and acts as a consultant for its licensees.

     Mr. Gary L. Blum established the Law Offices of Gary L. Blum in 1978. Mr. Blum has served as counsel for a wide variety of closely-held and public companies for over three decades. He also has extensive experience in the field of entertainment, having been counsel for the production and financing of over fifty motion pictures. Prior to becoming an attorney, he was a tenured professor of philosophy at the University of Nebraska, Omaha. Mr. Blum received his B.S., Magna Cum Laude, in Mathematics from Loras College; an M.A. in Philosophy from the University of Notre Dame; and J.D. and M.B.A. degrees from the University of Southern California Gould School of Law and Marshall School of Business, respectively.

     The current executive officers of the Company are as follows:

        Name of Officer         Age          Position
        ---------------         ---          --------

        Stephen H. Liu          50       President and CEO

        George Lin              49       Treasurer and CFO

        Gary L. Blum            69       Secretary

     Background information on our executive officers is set forth above under our board of directors.

CODE OF ETHICS.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website. A copy of our code of ethics may be obtained without charge, upon request, by writing to our Chief Executive Officer at 3604 54th Drive West, Ste. K204, Bradenton FL 34210.

AUDIT COMMITTEE.

     Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11. EXECUTIVE COMPENSATION

     No officer or director has received any compensation for services rendered to the Company since its inception, nor are there any agreements in place or contemplated to provide compensation to any officer or director. None of our directors or officers will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein and/or identify or negotiate a license, merger, or acquisition for the Company. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of June 30, 2010 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address of                   Number of Shares
 Beneficial Owner                    Beneficially Owned         Percent of Class
 ----------------                    ------------------         ----------------

Stephen H. Liu                          10,000,000 (1)               94.63%
3604 54th Drive West, Ste K204
Bradenton, FL 34210

George Lin                                       0                       0%
3604 54th Drive West, Ste K204
Bradenton, FL 34210

Gary L. Blum                                     0                       0%
3604 54th Drive West, Ste K204
Bradenton, FL 34210

All Officers and                        10,000,000                   94.93%
 Directors as a Group
 (three individuals)

----------
(1) Comprised of 5,000,000 shares of common stock and 5,000,000 warrants to purchase common stock at an exercise price of $.001 per share, exercisable at any time.

     The remaining 567,324 shares of the Company's outstanding common shares are held by 77 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company's common shares. There are, as of the date hereof, a total of 10,567,324 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

     On February 8, 2010, Stephen H. Liu ("Liu") loaned the Company $250,000 pursuant to a Convertible Note ("Note") of the same date. The Note requires the Company to repay Liu $250,000 with simple interest (payable semi-annually) accruing at the annual rate of 5% on February 8, 2012.The terms of the Note allow Liu to convert at any time (upon written notice of conversion) any portion of the principal of the Note or interest thereupon into Company common stock as follows: the number of shares of common stock to be issued upon each conversion of the Note shall be determined by dividing that portion of the principal of the Note to be converted and interest, if any, by the Conversion Price, and then multiplied by One Hundred Twenty Percent (120%). The Conversion Price per share shall be the average of the three lowest closing bid prices for the common stock on the OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date.

     Liu is the Company's Chief Executive Officer, Chairman of its Board of Directors and its largest and controlling shareholder.

     The Company's three directors are also its three officers. Therefore none of its directors may be considered as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Stan J. H. Lee, CPA has audited the Company's financial statements since 2007. The following table sets forth the aggregate fees billed by Stan J. H. Lee to the Company for:

                                                          2010       2009
                                                         ------     ------
Audit fees, including the audit of the Company's
annual financial statements and fees related to
consents and review of registration statements           $2,000     $2,500

Audit related fees                                            0          0

Tax fees and tax related fees                                 0          0

All other fees for other services                             0          0

     The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company's independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

     The financial statements listed below are included under Item 8 of this report:

     Balance Sheets as of June 30, 2010 and 2009;
     Statements of Operations for the years ended June 30, 2010 and 2009; Statements of Stockholders' Equity since 2007 (inception);
     Statements of Cash Flows for the years ended June 30, 2010 and 2009; and Notes to Financial Statements.

Exhibit 3.1    Articles of Incorporation (1)

Exhibit 3.2    Bylaws (2)

Exhibit 4.1    Convertible Note (3)

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Filed herewith

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Filed herewith

Exhibit 32.1   Section 1350 Certification of Chief Executive Officer
               Filed herewith

Exhibit 32.2   Section 1350 Certification of Chief Financial Officer
               Filed herewith

----------
(1) Incorporated by reference to exhibit 3.1 included in the Registrant's Form 10, filed on July 31, 2009

(2) Incorporated by reference to exhibit 3.2 included in the Registrant's Form 10, filed on July 31, 2009

(3) Incorporated by reference to exhibit 4.1 included in the Registrant's Form 8-K, filed on February 16, 2010

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Arrin Corporation, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2010                   ARRIN CORPORATION


                                           By: /s/ Stephen H. Liu
                                               ---------------------------------
                                               Stephen H. Liu
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Arrin Corporation, in the capacities and on the dates indicated.

      Signature                         Title                               Date
      ---------                         -----                               ----


/s/ Stephen H. Liu            President and Director                  September 22, 2010
--------------------------    (Principal Executive Officer)
Stephen H. Liu


/s/ George Lin                Chief Financial Officer, Director       September 22, 2010
--------------------------    (Principal Financial Officer)
George Lin


/s/ Gary L. Blum              Secretary, Director                     September 22, 2010
--------------------------
Gary L. Blum