Form 10-Q
period 2010-09-30
Arrin CORP
filed 2010-11-18
CIK 1427433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

                        Commission File Number 000-53748


                                ARRIN CORPORATION
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         3604 54th Drive West, Ste. K104
                               Bradenton, FL 34210
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,567,324 shares of Common Stock outstanding as of November 9, 2010.

FORWARD-LOOKING STATEMENTS

OUR DISCLOSURE AND ANALYSIS IN THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS SINCE THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. SUCH STATEMENTS MAY INCLUDE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," "HOPE" AND OTHER WORDS AND TERMS OF SIMILAR MEANING. IN PARTICULAR, THESE INCLUDE, AMONG OTHERS, STATEMENTS RELATING TO OUR BUSINESS PLAN AND OUR INTENTION TO SEEK A BUSINESS COMBINATION WITH AN OPERATING ENTITY, THE IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS OR STATEMENTS OF CURRENT CONDITION.

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

The un-audited quarterly financial statements for the period ended September 30, 2010, prepared by the Company, immediately follow.

ITEM 1. FINANCIAL STATEMENTS

                                ARRIN CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (unaudited)

                                                           As of               As of
                                                       September 30,          June 30,
                                                           2010                 2009
                                                        ----------           ----------
ASSETS

ASSETS
  Cash                                                  $  453,627           $  250,598
  Federal Income Tax Receivable                                186                  155
                                                        ----------           ----------

      TOTAL ASSETS                                      $  453,813           $  250,753
                                                        ==========           ==========

LIABILITIES

CURRENT LIABILITIES
  Payable per Bankruptcy Plan                           $        0           $        0
  Interest Payable                                              --                4,863
  Officer Loans Payable                                    453,979              250,200
                                                        ----------           ----------
      TOTAL LIABILITIES                                    438,549              255,063

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized,
   5,567,324 shares issued and out
   as of 6/30/09 and 10,567,324 at 9/30/10                  10,567                5,567
  Deficit accumulated during development stage              (9,877)              (5,567)
  Current Year Net Income/(Loss)                              (856)              (4,310)
                                                        ----------           ----------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                    (166)              (4,310)
                                                        ----------           ----------


      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $  453,813           $  250,753
                                                        ==========           ==========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                      Cumulative from
                                                                                     December 31, 2007
                                                      Three Months Ended             (inception) thru
                                              September 30,        September 30,       September 30,
                                                  2010                 2009                2010
                                               ----------           ----------          ----------
REVENUE                                        $       --           $       --          $       --
                                               ----------           ----------          ----------
Total Revenue                                          --                   --                  --

EXPENSES
  General & Administrative                          1,178                   --               1,178
  Professional Expense                                 --                   --               4,000
  Reorganization Expense                               --                   --               1,567
                                               ----------           ----------          ----------
Operating Expense                                   1,178                   --               6,745
                                               ----------           ----------          ----------

OPERATING INCOME (LOSS)                             1,178                   --              (6,745)

OTHER INCOME (EXPENSE)
  Interest Income                                     321                   --                 874
  Interest Expense                                 (5,625)                  --             (10,488)
  Current Income Tax                                   --                   --                  --
  Income Tax Benefit                                   --                   --                  --
                                               ----------           ----------          ----------

NET INCOME (LOSS)                              $   (6,482)          $       --          $  (16,359)
                                               ==========           ==========          ==========

Basic & Diluted Income(Loss) per Share                  0                    0
                                               ----------           ----------
Weighted average number of common shares
 outstanding                                    5,567,324            5,567,324


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               September 30, 2010
                                   (unaudited)

                                                                             Accumulated
                                                               Additional     During the        Total
                                        Common Stock            Paid-in      Development    Stockholders
                                    Shares         Amount       Capital         Stage          Equity
                                    ------         ------       -------         -----          ------
Common Stock Issued
 Per Court Order
 Dec. 31, 2007                      567,324       $    567      $     0      $       0       $    567

Common Stock Issued
 Per Court Order
 Jan. 15, 2008                    1,000,000          1,000            0                         1,000

Common Stock Issued
 For Cash Feb. 4, 2008            4,000,000          4,000            0                         4,000

Net loss for year
Ended June 30, 2008                                                             (5,567)        (5,567)
                                 ----------       --------      -------      ---------       --------

Balance, June 30, 2008            5,567,324          5,567            0         (5,567)             0
                                 ----------       --------      -------      ---------       --------
Net loss for year
 Ended June 30, 2009                                                                 0              0
                                 ----------       --------      -------      ---------       --------

Balance, June 30, 2009            5,567,324          5,567            0         (5,567)             0
                                 ----------       --------      -------      ---------       --------
Net income for period
 Ended June 30, 2010                                                            (9,877)         4,310
                                 ----------       --------      -------      ---------       --------
Common Stock Issued
 For Cash Sep 30, 2010            5,000,000          5,000                                      5,000
                                 ----------       --------      -------      ---------       --------

Balance, September 30, 2010      10,567,324       $ 10,567      $     0      $ (16,359)      $ (5,792)
                                 ==========       ========      =======      =========       ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                   Three Months Ended
                                                           September 30,        September 30,
                                                               2010                 2009
                                                            ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                         $   (6,842)          $       --
                                                            ----------           ----------
  Adjustments to reconcile net income (loss) to
   net cash (used in) operations:
     Federal Income Tax Withheld                                   -31                   --
     Increase in Interest Payable                                5,625                   --
                                                             -                   ----------
  Changes in operating assets and liabilities                     (888)                  --
                                                            ----------           ----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                           --                   --
                                                            ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                           --                   --
                                                            ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                          5,000                   --
  Borrowing from related party on convertible bond             198,916                   --
                                                            ----------           ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      203,916                   --
                                                            ----------           ----------
NET INCREASE (DECREASE)                                        203,028                   --
                                                            ----------           ----------

CASH BEGINNING OF PERIOD                                       250,598                   --
                                                            ----------           ----------

CASH END OF PERIOD                                          $  453,627           $       --
                                                            ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                               $       --           $       --
                                                            ----------           ----------
Income taxes paid                                           $       --           $       --
                                                            ----------           ----------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2010

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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2010

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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2010

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of September 30, 2010 and 2009, there were a total of 10,567,324 and 5,567,324 common shares issued and outstanding, respectively.

The Company's first and second stock issuances took place pursuant to the Plan of Reorganization of Arrin Systems, Inc. ("Systems") confirmed by the U.S. Bankruptcy Court. On December 12, 2007, the Court ordered the distribution of shares in Arrin Corp. ("Arrin" or the "Company") to all general unsecured creditors of Systems, with these creditors to receive one share in Arrin for each $2.94 of Systems' debt that they held. These creditors received an aggregate of 567,324 shares in the Company on December 31, 2007.

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

On September 30, 2010, the Company issued an aggregate of 5,000,000 common shares to Stephen H. Liu ("Liu") upon Liu's exercise of 5,000,000 warrants to purchase Company common stock by payment of the exercise price of $.001 per share. All of these warrants were originally issued to creditors of Arrin Systems, Inc. by order of the U.S. Bankruptcy Court of Southern California as part of the Chapter 11 Plan of Reorganization of Arrin Systems, Inc. The warrants were distributed under an exemption from registration provided by
Section 1145 of Title 11 of the U.S. Code (the "Bankruptcy Code"); and the sale of the 5,000,000 shares of Company common stock to Liu by exercise of the

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2010

5,000,000 warrants is also exempt from registration as provided by Section 1145 of the Bankruptcy Code.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding at December 31, 2009, and a total 10,567,324 common shares issued and outstanding, and no warrants issued and outstanding at September 30, 2010

NOTE 5. INCOME TAXES

The Company had no income and made no U.S. federal income tax provision for the years ended June 30, 2009 and 2010 or for the quarters ended September 30, 2010 and 2009.

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

On September 12, 2010, Liu loaned the Company $200,000 pursuant to a Convertible Note ("Note2") of the same date. The Note2 requires the Company to repay Liu $200,000 with simple interest (payable semi-annually) accruing at the annual rate of 5% on September 12, 2012.

The terms of the Note2 allow Liu to convert at any time (upon written notice of conversion) any portion of the principal of the Note2 or interest thereupon into Company common stock as follows: the number of shares of common stock to be issued upon each conversion of the Note2 shall be determined by dividing that portion of the principal of the Note2 to be converted and interest, if any, by the Conversion Price, and then multiplied by One Hundred Twenty Percent (120%). The Conversion Price per share shall be the average of the three lowest closing bid prices for the common stock on the OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2010

exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date.

On September 30, 2010, the Company issued an aggregate of 5,000,000 common shares to Liu upon Liu's exercise of 5,000,000 warrants to purchase Company common stock by payment of the exercise price of $.001 per share. All of these warrants were originally issued to creditors of Arrin Systems, Inc. by order of the U.S. Bankruptcy Court of Southern California as part of the Chapter 11 Plan of Reorganization of Arrin Systems, Inc. The warrants were distributed under an exemption from registration provided by Section 1145 of Title 11 of the U.S. Code (the "Bankruptcy Code"); and the sale of the 5,000,000 shares of Company common stock to Liu by exercise of the 5,000,000 warrants is also exempt from registration as provided by Section 1145 of the Bankruptcy Code.

Liu is the Company's Chief Executive Officer, Chairman of its Board of Directors and its largest and controlling shareholder.

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at September 30, 2009 and none at September 30, 2010. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of the periods ended March 31, 2010 or 2009 other than the warrants described above and the commitment to pay funds held for the benefit of the creditors of Arrin Systems, Inc. to those creditors on a quarterly basis.

NOTE 9. CASH HELD FOR THE BENEFIT OF OTHERS

As discussed in Note 1 above, the Company's has operated essentially as an escrow agent, receiving funds from the sale of the assets of its bankrupt former affiliate, Arrin Systems, Inc., and then distributing those funds to the creditors of Arrin Systems, Inc. The Company ceased its escrow operations on or about December 1, 2009. On February 8, 2010, Stephen H. Liu ("Liu") loaned the Company $250,000 pursuant to a Convertible Note of the same date. On September 12, 2010, Liu loaned the Company an additional $200,000 pursuant to another Convertible Note of the same date. Thus the cash shown on the Company's Balance Sheets is a loan to the Company, and the receipt of that cash is not considered revenue to the Company and thus is not shown in its Statement of Operations.

NOTE 10. SUBSEQUENT EVENTS

On September 30, 2010, the Company issued an aggregate of 5,000,000 common shares to Stephen H. Liu ("Liu") upon Liu's exercise of 5,000,000 warrants to purchase Company common stock by payment of the exercise price of $.001 per share. All of these warrants were originally issued to creditors of Arrin Systems, Inc. by order of the U.S. Bankruptcy Court of Southern California as part of the Chapter 11 Plan of Reorganization of Arrin Systems, Inc. The warrants were distributed under an exemption from registration provided by
Section 1145 of Title 11 of the U.S. Code (the "Bankruptcy Code"); and the sale of the 5,000,000 shares of Company common stock to Liu by exercise of the 5,000,000 warrants is also exempt from registration as provided by Section 1145 of the Bankruptcy Code. See Notes 7. and 4. above.

Liu is the Company's Chief Executive Officer, Chairman of its Board of Directors and its largest and controlling shareholder.

On October 11, 2010, the Company issued a warrant to CCG Investor Relations Partners LLC ("Holder") which entitled the Holder to purchase up to 100,000 fully-paid and non-assessable shares of Company common stock at the same price paid for the Company's common stock upon the completion of its next equity financing in excess of US$500,000. The warrant expires on October 11, 2013.

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

LIQUIDITY: The Company had cash of $453,627 (and no liquid instruments) at September 30, 2010 from convertible loans from management and cash of $250,598 at June 30, 2010. Those funds at June 30, 2010 were also from convertible loans from management and thus were not revenue to the Company. It is anticipated that we will incur only nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as loans to the Company or as capital contributions.

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

OFF-BALANCE SHEET ARRANGEMENTS: The Company has no off-balance sheet arrangements.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS: The Company has no contractual obligations except: (1) repayment of a Convertible Note ("Note") dated February 8, 2010, by which Stephen H. Liu ("Liu") loaned the Company $250,000. The Note requires the Company to repay Liu $250,000 with simple interest (payable semi-annually) accruing at the annual rate of 5% on February 8, 2012; and (2) repayment of a Convertible Note ("Note2") dated September 12, 2010, by which Stephen H. Liu ("Liu") loaned the Company $200,000. The Note2 requires the Company to repay Liu $200,000 with simple interest (payable semi-annually) accruing at the annual rate of 5% on September 12, 2012. The terms of each of the Note and Note2 (collectively, the "Notes") allow Liu to convert at any time (upon written notice of conversion) any portion of the principal of the Notes or interest thereupon into Company common stock as follows: the number of shares of common stock to be issued upon each conversion of the Notes shall be determined by dividing that portion of the principal of the Notes to be converted and interest, if any, by the Conversion Price, and then multiplied by One Hundred Twenty Percent (120%). The Conversion Price per share shall be the average of the three lowest closing bid prices for the common stock on the OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded, for the thirty
(30) trading days prior to but not including the Conversion Date. Liu is the Company's Chief Executive Officer, Chairman of its Board of Directors and its largest and controlling shareholder.

GOING CONCERN.

The accompanying financial statements are presented on a going concern basis. The Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets and it is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risks of our business from those stated in our Form 10-K filed with the Securities Exchange Commission on September 24, 2010.

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

Date: November 16, 2010                 ARRIN CORPORATION


                                        By: /s/ Stephen H. Liu
                                            ------------------------------------
                                            Stephen H. Liu
                                            Chairman/CEO