Form 10-Q
period 2010-12-31
Arrin CORP
filed 2011-02-22
CIK 1427433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,567,324 shares of Common Stock outstanding as of February 18, 2010.

ITEM 1. FINANCIAL STATEMENTS

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

The un-audited quarterly financial statements for the period ended December 31, 2010, prepared by the Company, immediately follow.

                                ARRIN CORPORATION
                          (a Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)

                                                                                   As of
                                                                        ----------------------------
                                                                        December 31,        June 30,
                                                                           2010               2010
                                                                         --------           --------
                                                                       (Unaudited)         (Audited)
ASSETS:

Current Assets:
  Cash                                                                   $443,536           $250,598
  Other Current Assets:                                                       186                155
                                                                         --------           --------
      Total Current Assets:                                               443,722            250,753
                                                                         --------           --------

Total Assets                                                             $443,722           $250,753
                                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Interest payable                                                       $ 10,488           $  4,863
  Convertible note                                                        448,916            250,000
  Payable to a related party                                                  200                200
  Other current liabilities                                                 4,749                 --
                                                                         --------           --------
      Total Current Liabilities                                           464,353            255,063
                                                                         --------           --------

SHAREHOLDERS' EQUITY;
  Common Stock, $ .001 par value: 75,000,000 shares authorized
   10,567,324 and 5,567,324 shares issued and outstanding as of
   December 31 and June 30, 2010, respectively                             10,567              5,567
  Paid-in capital                                                              --
  Deficit accumulated during development stage                            (31,198)            (9,877)
                                                                         --------           --------
                                                                          (20,631)            (4,310)
                                                                         --------           --------

Total Liabilities and Shareholders' Equity                               $443,722           $250,753
                                                                         ========           ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (a Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

                                                                                                    Cumulative from
                                              3-months ended                6-months ended         December 31, 2007
                                        ---------------------------   ---------------------------   (Inception) to
                                        December 31,   December 31,   December 31,   December 31,     December 31,
                                           2010           2009           2010           2009             2010
                                        ----------     ----------     ----------     ----------       ----------
REVENUE                                 $       --     $       --     $       --     $       --       $       --
                                        ----------     ----------     ----------     ----------       ----------
      Total Revenue                             --             --             --             --               --
                                        ----------     ----------     ----------     ----------       ----------
OPERATING EXPENSES:
  General and administrative expenses       10,356             --         11,534             --           17,101
                                        ----------     ----------     ----------     ----------       ----------
      Total Expenses                        10,356             --         11,534             --           17,101
                                        ----------     ----------     ----------     ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES          (10,356)            --        (11,534)            --          (17,101)
                                        ----------     ----------     ----------     ----------       ----------
OTHER INCOME (EXPENSE):
  Interest income                              380             --            701             --            1,254
  Interest expense                          (4,863)            --        (10,488)            --          (15,351)
                                        ----------     ----------     ----------     ----------       ----------
      Total other income (expense)          (4,483)            --         (9,787)            --          (14,097)
                                        ----------     ----------     ----------     ----------       ----------

Provision for income taxes                      --             --             --             --               --
                                        ----------     ----------     ----------     ----------       ----------

NET INCOME (LOSS)                       $  (14,839)    $       --     $  (21,321)    $       --       $  (31,198)
                                        ==========     ==========     ==========     ==========       ==========

Basic Income (Loss) per share           $   (0.003)    $       --     $   (0.003)            --
                                        ----------     ----------     ----------     ----------

Weighted average common shares
outstanding (Basic)                      5,561,090      5,567,324      8,077,885      5,567,324
                                        ----------     ----------     ----------     ----------

Diluted Income (Loss) per share         $   (0.003)    $       --     $   (0.003)    $       --
                                        ----------     ----------     ----------     ----------
Weighted average common shares
 outstanding (Diluted)                   5,561,090      5,567,324      8,077,885      5,567,324
                                        ----------     ----------     ----------     ----------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (a Development Stage Company)

                        Statement of Shareholders' Equity
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated
                                                  Number of                  Additional      during
                                                   Common                     Paid-In      development
                                                   Shares         Amount      Capital         stage       Total
                                                   ------         ------      -------         -----       -----
Balance, July 1, 2008                             5,567,324      $ 5,567      $    --       $ (5,567)    $     --

Net loss for the year ended June 30, 2009                --           --           --             --           --
                                                 ----------      -------      -------       --------     --------
Balance as of June 30, 2009                       5,567,324        5,567           --         (5,567)          --
                                                 ==========      =======      =======       ========     ========

Net Loss for the year ended June 30, 2010                --           --                      (4,310)      (4,310)
                                                 ----------      -------      -------       --------     --------
Balance as of June 30, 2010 (Audited)             5,567,324        5,567           --         (9,877)      (4,310)
                                                 ==========      =======      =======       ========     ========

Exercise of warrants, 5,000,000 shares issued
 at $ 0.001 per share                             5,000,000        5,000           --             --        5,000

Net Loss for the 6-months period ended
 December 31, 2010                                       --           --           --        (21,321)     (21,321)
                                                 ----------      -------      -------       --------     --------

Balance as of December 31, 2010 (Unaudited)      10,567,324      $10,567      $    --       $(31,198)    $(20,631)
                                                 ==========      =======      =======       ========     ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (a Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                                                                                           Cumulative from
                                                             6-months period ended        December 31, 2007
                                                       --------------------------------    (Inception) to
                                                        December 31,       December 31,      December 31,
                                                           2010               2009              2010
                                                         --------           --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                      $(21,321)          $     --          $(31,198)
                                                         --------           --------          --------
  Adjustments to reconcile net income (loss)
   to net cash (used in) operations
     Increase in interest payable                           5,625                 --            10,488
     Increase in other assets                                 (31)                --              (186)
     Increase in other liabilties                           4,749                 --             4,749
                                                         --------           --------          --------
NET CASH PROVIDED BY (USED IN) OPERATIONS                 (10,978)                --           (16,147)
                                                         --------           --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES                           --                 --                --
                                                         --------           --------          --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                      --                 --                --
                                                         --------           --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of payable per Bankruptcy Plan
   Increase of payable per Bankruptcy Plan
   Common stock issuance                                       --                 --             5,567
  Exercise of warrant                                       5,000                 --             5,000
  Increase in payable to a related party                       --                200
  Borrowing from a related party on convertible note      198,916                 --           448,916
                                                         --------           --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 203,916                 --           459,683
                                                         --------           --------          --------

NET INCREASE (DECREASE)                                   192,938                 --           443,536
                                                         --------           --------          --------

CASH AT THE BEGINNING OF THE PERIOD:                      250,598                 --                --
                                                         --------           --------          --------

CASH AT THE END OF THE PERIOD                            $443,536           $     --          $443,536
                                                         ========           ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                          $ 10,488           $     --          $ 10,488
                                                         --------           --------          --------
  Income taxes paid                                      $     --           $     --          $     --
                                                         --------           --------          --------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2010

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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2010

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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2010

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of December 31, 2010 and 2009, there were a total of 10,567,324 and 5,567,324 common shares issued and outstanding, respectively.

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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2010

warrants were distributed under an exemption from registration provided by
Section 1145 of Title 11 of the U.S. Code (the "Bankruptcy Code"); and the sale of the 5,000,000 shares of Company common stock to Liu by exercise of the 5,000,000 warrants is also exempt from registration as provided by Section 1145 of the Bankruptcy Code.

 On October 11, 2010, the Company issued a warrant to CCG Investor Relations Partners LLC ("Holder") that entitled the Holder to purchase up to 100,000 fully-paid and non-assessable shares of Company common stock at the same price paid for the Company's common stock upon the completion of its next equity financing in excess of US$500,000. The warrant expires on October 11, 2013.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding at December 31, 2009, and a total 10,567,324 common shares issued and outstanding, and 100,000 warrants issued and outstanding at December 31, 2010

NOTE 5. INCOME TAXES

The Company had no income and made no U.S. federal income tax provision for the years ended June 30, 2009 and 2010 or for the quarters ended December 31, 2010 and 2009.

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

                                ARRIN CORPORATION
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2010

The terms of the Note 2 allow Liu to convert at any time (upon written notice of conversion) any portion of the principal of the Note2 or interest thereupon into Company common stock as follows: the number of shares of common stock to be issued upon each conversion of the Note 2 shall be determined by dividing that portion of the principal of the Note 2 to be converted and interest, if any, by the Conversion Price, and then multiplied by One Hundred Twenty Percent (120%). The Conversion Price per share shall be the average of the three lowest closing bid prices for the common stock on the OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the common stock, the "Principal Market"), or if not then trading on a Principal Market, such other principal market or exchange where the common stock is listed or traded, for the thirty (30) trading days prior to but not including the Conversion Date.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at December 31, 2009 and 100,000 warrants outstanding, each to acquire one share of common stock of the Company, at December 31, 2010. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of the periods ended December 31, 2010 or 2009 other than the warrants described above and the commitment to pay funds held for the benefit of the creditors of Arrin Systems, Inc. to those creditors on a quarterly basis.

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

None.

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

LIQUIDITY: The Company had cash of $443,536 (and no liquid instruments) at December 31, 2010 from convertible loans from management and cash of $250,598 at June 30, 2010. Those funds at June 30, 2010 were also from convertible loans from management and thus were not revenue to the Company. It is anticipated that we will incur only nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as loans to the Company or as capital contributions.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 18, 2011             ARRIN CORPORATION


                                    By: /s/ Stephen H. Liu
                                       ---------------------------------
                                       Stephen H. Liu
                                       Chairman/CEO