Form 10-Q
period 2011-03-31
Arrin CORP
filed 2011-05-23
CIK 1427433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,567,324 shares of Common Stock outstanding as of May 23, 2011.

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

     The un-audited quarterly financial statements for the period ended March 31, 2011, prepared by the Company, immediately follow.

                                ARRIN CORPORATION
                          (a Development Stage Company)

                                 Balance Sheets
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                    As of
                                                                         March 31,          June 30,
                                                                           2011               2010
                                                                         --------           --------
                                                                       (Unaudited)          (Audited)
ASSETS:

CURRENT ASSETS:
  Cash                                                                   $435,608           $250,598
  Other Current Assets:                                                       186                155
                                                                         --------           --------
      TOTAL CURRENT ASSETS:                                               435,794            250,753
                                                                         --------           --------

      TOTAL ASSETS                                                       $435,794           $250,753
                                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Interest payable                                                       $     --           $  4,863
  Convertible note                                                        448,916            250,000
  Payable to a related party                                                  760                200
  Other current liabilities                                                    --
                                                                         --------           --------
      TOTAL CURRENT LIABILITIES                                           460,164            255,063
                                                                         --------           --------
SHAREHOLDERS' EQUITY;
  Common Stock, $ .001 par value: 75,000,000 shares authorized
   10,567,324 and 5,567,324 shares issued and outstanding as of
   March 31, 2011 and June 30, 2010, respectively                          10,567              5,567
  Paid-in capital                                                              --
  Deficit accumulated during development stage                            (34,937)            (9,877)
                                                                         --------           --------
                                                                          (24,370)            (4,310)
                                                                         --------           --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $435,794           $250,753
                                                                         ========           ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (a Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               Cumulative from
                                                                                                              December 31, 2007
                                                            3-months ended                6-months ended        (Inception) to
                                                       March 31,     December 31,   December 31,   December 31,   December 30,
                                                         2011           2009           2010           2009           2010
                                                      ----------     ----------     ----------     ----------     ----------
REVENUE                                               $       --     $       --     $       --     $       --     $       --
                                                      ----------     ----------     ----------     ----------     ----------
TOTAL REVENUE                                                 --             --             --             --             --
                                                      ----------     ----------     ----------     ----------     ----------
OPERATING EXPENSES:
  General and administrative expenses                      8,674             --         11,534             --         17,101
                                                      ----------     ----------     ----------     ----------     ----------
TOTAL EXPENSES                                             8,674             --         11,534             --         17,101
                                                      ----------     ----------     ----------     ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES                         (8,674)            --        (11,534)            --        (17,101)
                                                      ----------     ----------     ----------     ----------     ----------
OTHER INCOME (EXPENSE):
  Interest income                                            186             --            701             --          1,254
  Interest expense                                            --             --        (10,488)            --        (15,351)
                                                      ----------     ----------     ----------     ----------     ----------
TOTAL OTHER INCOME (EXPENSE)                                  --             --         (9,787)            --        (14,097)
                                                      ----------     ----------     ----------     ----------     ----------

Provision for income taxes                                    --             --             --             --             --
                                                      ----------     ----------     ----------     ----------     ----------

NET INCOME (LOSS)                                     $   (8,488)    $       --     $  (21,321)    $       --     $  (31,198)
                                                      ==========     ==========     ==========     ==========     ==========

Basic Income ( Loss) per share                        $   (0.003)    $       --     $   (0.003)    $       --
                                                      ----------     ----------     ----------     ----------

Weighted average common shares outstanding  (Basic)   $5,561,090     $5,567,324     $8,077,885     $5,567,324
                                                      ----------     ----------     ----------     ----------

Diluted Income (Loss) per share                       $   (0.003)    $       --     $   (0.003)    $       --
                                                      ----------     ----------     ----------     ----------

Weighted average common shares outstanding (Diluted)  $5,561,090     $5,567,324     $8,077,885     $5,567,324
                                                      ----------     ----------     ----------     ----------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (a Development Stage Company)
                        Statement of Shareholders' Equity
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                                Number of                 Additional      During
                                                 Common                     Paid-In     Development
                                                 Shares        Amount       Capital       Stage          Total
                                                 ------        ------       -------       -----          -----
Balance, July 1, 2008                           5,567,324     $ 5,567      $     --      $ (5,567)      $     --

Net loss for the year ended June 30, 2009              --          --            --            --             --

                                               ----------     -------      --------      --------       --------
Balance as of June 30, 2009                     5,567,324       5,567            --        (5,567             --

Net Loss for the year ended June 30, 2010              --          --        (4,310)       (4,310)

                                               ----------     -------      --------      --------       --------
Balance as of June 30, 2010 (Audited)           5,567,324       5,567            --        (9,877         (4,310)

Exercise of warrants, 5,000,000 shares
 issued at $ 0.001 per share                    5,000,000       5,000            --            --          5,000
Net Loss for the 9-months period
 ended March 31, 2011                                  --          --       (21,321)      (21,321)
                                               ----------     -------      --------      --------       --------

Balance as of March  31, 2011 (Unaudited)      10,567,324     $10,567      $     --      $(31,198)      $(20,631)
                                               ==========     =======      ========      ========       ========


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (a Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                Cumulative from
                                                                                               December 31, 2007
                                                                 9 months period ended           (Inception) to
                                                              March 31,         December 31,       December 31,
                                                                2011               2009               2010
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                           $(25,060)          $     --           $(31,198)
                                                              --------           --------           --------
Adjustments to reconcile net income (loss) to net
 cash (used in) operations
   Increase in interest payable                                  5,625                                10,488
   Increase in other assets                                        (31)                                 (186)
   Increase in other liabilties                                  4,749                                 4,749
                                                              --------           --------           --------
           NET CASH PROVIDED BY (USED IN) OPERATIONS           (10,978)                --            (16,147)
                                                              --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                --                 --                 --
                                                              --------           --------           --------
           NET CASH PROVIDED BY INVESTING ACTIVITIES                --                 --                 --
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Retirement of payable per Bankruptcy Plan
  Increase of payable per Bankruptcy Plan
  Common stock issuance                                             --                                 5,567
  Exercise of warrant                                            5,000                                 5,000
  Increase in payable to a related party                           560                                   200
  Borrowing from a related party on convertible note           198,916                               448,916
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES           204,476                 --            459,683
                                                              --------           --------           --------
NET INCREASE (DECREASE)                                        185,010                 --            443,536
                                                              --------           --------           --------
CASH AT THE BEGINNING OF THE PERIOD:                           250,598                 --                 --
                                                              --------           --------           --------

CASH AT THE END OF THE PERIOD                                 $435,608           $     --           $443,536
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                               $  5,635           $     --           $ 10,488
                                                              --------           --------           --------
  Income taxes paid                                           $     --           $     --           $     --
                                                              --------           --------           --------


                        See Notes to Financial Statements

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of March 31, 2011 and 2010, there were a total of 10,567,324 and 5,567,324 common shares issued and outstanding, respectively.

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

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

On October 11, 2010, the Company issued a warrant to CCG Investor Relations Partners LLC ("Holder") that entitled the Holder to purchase up to 100,000 fully-paid and non-assessable shares of Company common stock at the same price paid for the Company's common stock upon the completion of its next equity financing in excess of US$500,000. The warrant expires on October 11, 2013.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding at March 31, 2009, and a total 10,567,324 common shares issued and outstanding, and 100,000 warrants issued and outstanding at March 31, 2011

NOTE 5. INCOME TAXES

The Company had no income and made no U.S. federal income tax provision for the years ended June 30, 2009 and 2010 or for the quarters ended March 31, 2011 and 2010.

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

                                ARRIN CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2011
--------------------------------------------------------------------------------

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at March 31, 2010 and 100,000 warrants outstanding, each to acquire one share of common stock of the Company, at March 31, 2011. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose as of the periods ended March 31, 2011 or 2010 other than the warrants described above.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks of our business from those stated in our Form 10-K filed with the Securities Exchange Commission on September 24, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Date: May 23, 2011                      ARRIN CORPORATION


                                        By: /s/ Stephen H. Liu
                                            ------------------------------------
                                            Stephen H. Liu
                                            Chairman/CEO